Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND 1981
filed 1995-11-13
CIK 353543

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------   ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

         For the transition period from ________ to ________.

                         Commission File Number 0-11168



                        PHOENIX LEASING INCOME FUND 1981
                                   Registrant

             California                                 94-2735708
       State of Jurisdiction                 I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                        94901-5527
--------------------------------------------------------------------------------
     Address of Principal Executive Offices                           Zip Code

       Registrant's telephone number, including area code: (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                    No
                              ---                      ---

                                      Part I. Financial Information
                                      Item 1. Financial Statements
                                    PHOENIX LEASING INCOME FUND 1981
                                             BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                                    September 30, December 31,
                                                                                        1995         1994
                                                                                        ----         ----
ASSETS
Cash and cash equivalents                                                              $1,672       $1,509

Accounts receivable (net of allowance for losses on accounts receivable of $5
   and $8 at September 30, 1995 and December 31, 1994, respectively)                       10           27

Notes receivable (net of allowance for losses on notes receivable of $0 and $53
   at September 30, 1995 and December 31, 1994, respectively)                              11          434

Equipment on operating leases and  held for lease (net of accumulated depreciation of $355 and $498 at September 30, 1995 and December 31, 1994,
   respectively)                                                                           18           37

Net investment in financing leases                                                       --              2

Investment in joint ventures                                                              198          261

Other assets                                                                               33           42
                                                                                       ------       ------

   Total Assets                                                                        $1,942       $2,312
                                                                                       ======       ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                               $   44       $  110
                                                                                       ------       ------

   Total Liabilities                                                                       44          110
                                                                                       ------       ------

Partners' Capital

   General Partners                                                                        92           53

   Limited Partners, 25,000 units authorized, 20,883
       units issued and 18,762 units outstanding at
       September 30, 1995 and December 31, 1994                                         1,806        2,149
                                                                                       ------       ------

     Total Partners' Capital                                                            1,898        2,202
                                                                                       ------       ------

     Total Liabilities and Partners' Capital                                           $1,942       $2,312
                                                                                       ======       ======

                                 The accompanying notes are an integral
                                        part of these statements.

                                    PHOENIX LEASING INCOME FUND 1981
                                        STATEMENTS OF OPERATIONS
                           (Amounts in Thousands Except for Per Unit Amounts)
                                               (Unaudited)

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,          September 30,
                                                     1995       1994       1995        1994
                                                     ----       ----       ----        ----

INCOME
   Rental income                                    $  21      $  22      $  96       $  93
   Gain on sale of equipment                         --          276       --           278
   Equity in earnings from joint ventures, net         34          9         92          54
   Interest income, notes receivable                 --            5        129          15
   Other income                                        24         15         61          33
                                                    -----      -----      -----       -----

     Total Income                                      79        327        378         473
                                                    -----      -----      -----       -----


EXPENSES

   Depreciation                                         6          6         18          20
   Lease related operating expenses                  --            2       --             4
   Management fees to General Partner                   2         24         45          44
   Liquidation fees to General Partner               --         --           70          63
   Provision for losses on receivables               --         --          (53)         (2)
   General and administrative expenses                 10         15         34          51
                                                    -----      -----      -----       -----

     Total Expenses                                    18         47        114         180
                                                    -----      -----      -----       -----

NET INCOME                                          $  61      $ 280      $ 264       $ 293
                                                    =====      =====      =====       =====



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                 $2.87      $13.17     $11.98      $13.38
                                                    =====      =====      =====       =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                 $--        $--        $29.99      $30.01
                                                    =====      =====      =====       =====

ALLOCATION OF NET INCOME:
   General Partners                                 $   7      $  33      $  39       $  42
   Limited Partners                                    54        247        225         251
                                                    -----      -----      -----       -----

                                                    $  61      $ 280      $ 264       $ 293
                                                    =====      =====      =====       =====


                                 The accompanying notes are an integral
                                        part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1995         1994
                                                               ----         ----

Operating Activities:

   Net income                                               $   264     $   293

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                              18          20
       Gain on sale of equipment                               --          (278)
       Equity in earnings from joint ventures, net              (92)        (54)
       Provision for losses on notes receivable                 (53)       --
       Provision for early termination, financing leases       --            (2)
       Decrease (increase)  in accounts receivable               17         (13)
       Increase (decrease) in accounts payable
         and accrued expenses                                   (66)         46
       Decrease in other assets                                   7           7
                                                            -------     -------

Net cash provided by operating activities                        95          19
                                                            -------     -------

Investing Activities:

   Principal payments, financing leases                           2         158
   Principal payments, notes receivable                         476         156
   Proceeds from sale of equipment                                1         305
   Distributions from joint ventures                            152         102
   Investment in joint ventures                                --           (27)
                                                            -------     -------

Net cash provided by investing activities                       631         694
                                                            -------     -------

Financing Activities:

   Distributions to partners                                   (563)       (563)
                                                            -------     -------

Net cash used by financing activities                          (563)       (563)
                                                            -------     -------

Increase in cash and cash equivalents                           163         150

Cash and cash equivalents, beginning of period                1,509       1,295
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,672     $ 1,445
                                                            =======     =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect that the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $2,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.    Notes Receivable.

           Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

           In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $12,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $167,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The Partnership received $591,000 as a settlement for this note receivable of which $462,000 was applied towards the outstanding note receivable balance and the remaining $129,000 applied to interest income. There was no related allowance for this note receivable. The remaining general allowance for losses on notes receivable balance of $53,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                           1995             1994
                                                           ----             ----
                                                          (Amounts in Thousands)
Beginning balance                                          $ 53             $ 53
     Provision for losses                                   (53)             --
     Write downs                                            --               --
                                                           ----             ----

Ending balance                                             $--              $ 53
                                                           ====             ====

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 18,762 for the nine months ended September 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.    Investment in Joint Ventures.

Equipment Joint Ventures

           The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended  Nine Months Ended
                                              September  30,      September  30,
                                              1995      1994      1995      1994
                                              ----      ----      ----     ----
INCOME
Rental income                               $1,065    $  558    $3,201    $2,322
Gain on sale of equipment                      397       246     1,273     1,035
Other income                                   571       111       680       182
                                            ------    ------    ------    ------
         Total income                        2,033       915     5,154     3,539
                                            ------    ------    ------    ------

EXPENSES
Depreciation                                   629       281     1,089       913
Lease related  operating expenses              711       505     2,245     2,060
Management fees to General Partner              94        44       220       170
General and administrative expenses              5        28        16       130
                                            ------    ------    ------    ------

         Total expenses                      1,439       858     3,570     3,273
                                            ------    ------    ------    ------

Net income                                  $  594    $   57    $1,584    $  266
                                            ======    ======    ======    ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended Nine Months Ended
                                                 September 30,     September 30,
                                                 1995     1994     1995     1994
                                                 ----     ----     ----     ----
INCOME
Interest income - notes receivable               $ 14     $ 48     $ 62     $ 49
Other income                                        7        2       74       12
                                                 ----     ----     ----     ----

         Total income                              21       50      136       61
                                                 ----     ----     ----     ----

EXPENSES
Management fees to General Partner                  2        4        7       17
General and administrative expenses                 3        8       15       28
                                                 ----     ----     ----     ----

         Total expenses                             5       12       22       45
                                                 ----     ----     ----     ----

Net income                                       $ 16     $ 38     $114     $ 16
                                                 ====     ====     ====     ====


Foreclosed Cable System Joint Ventures

         The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                           COMBINED STATEMENTS OF OPERATIONS
                                 (Amounts in Thousands)

                                     Three Months Ended        Nine Months Ended
                                       September  30,            September  30,
                                     1995         1994         1995         1994
                                     ----         ----         ----        ----
INCOME
Subscriber revenue                   $151         $ 49         $440         $ 49
Other income                            1          --             4          --
                                     ----         ----         ----         ----

         Total income                 152           49          444           49
                                     ----         ----         ----         ----

                  COMBINED STATEMENTS OF OPERATIONS (Continued)
                             (Amounts in Thousands)
                                                   Three Months Ended       Nine Months Ended
                                                     September  30,           September  30,
                                                   1995         1994        1995         1994
                                                   ----         ----        ----         ----
EXPENSES
Depreciation and amortization                     $  48        $--         $ 152        $--
Program services                                     46         --           136         --
Management fees to an affiliate of the
   General Partner                                    7            2          20            2
Provision for losses on accounts receivable           2            1           4            1
General and administrative expenses                  35            7         100            7
                                                  -----        -----       -----        -----

         Total expenses                             138           10         412           10
                                                  -----        -----       -----        -----

Net income before income taxes                       14           39          32           39

Income tax benefit (expense)                         (5)        --           (13)        --
                                                  -----        -----       -----        -----

Net income                                        $   9        $  39       $  19        $  39
                                                  =====        =====       =====        =====


                        PHOENIX LEASING INCOME FUND 1981

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $61,000 and $264,000 for the three and nine months ended September 30, 1995, respectively, as compared to net income of $280,000 and $293,000 for the same periods in the preceding year.

         The decreased net income during the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is primarily due to the absence of a gain or loss on sale of equipment during 1995, as compared to a large gain on sale of equipment during the same periods in 1994. During the three and nine months ended September 30, 1995, the Partnership reported increased earnings from joint ventures and an increase in other income. The increase in other income was primarily due to the increase in interest income earned on cash and cash equivalents.

         During the nine months ended September 30, 1995, the Partnership reported an increase in interest income from notes receivable, as well as the recognition of the allowance for loan losses as income. During the second quarter of 1995, the Partnership received a settlement payment of $591,000 on a defaulted note receivable from a cable television system operator. Upon recovery of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $53,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         Total expenses decreased by $29,000 and $66,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in the preceding year. The decrease is due to a $53,000 decrease in the provision for losses on notes receivable for both the three and nine months ended September 30, 1995, as compared to the prior year.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

         The increase in earnings from joint ventures of $25,000 and $38,000 for the three and nine months ended September 30, 1995, compared to the same periods in the previous year, is due to an increase in earnings in two equipment joint ventures. The increase in earnings from joint ventures for the three and nine months ended September 30, 1995 is due to one equipment joint venture experiencing a decline in depreciation expense as a result of its equipment portfolio having been fully depreciated. The increase for both periods is also due to earnings from an investment in a new equipment joint venture that was formed in October of 1994.

Liquidity and Capital Resources

         The Partnership reported net cash provided by equipment leasing and financing activities of $573,000 during the nine months ended September 30, 1995, as compared to net cash provided of $333,000 during the same period in 1994. The increase in cash generated for the nine months ended September 30, 1995 is due to a settlement received on a defaulted note receivable during the second quarter of 1995.

         Distributions from joint ventures were $152,000 for the nine months ending September 30, 1995, compared to $102,000 for the same period in the preceding year. The increase, during the nine months ended September 30, 1995, is attributable to an increase in the amount of cash available for distributions in several of the equipment joint ventures. The increase in cash available for one of these equipment joint ventures is due to the receipt of a cash settlement in December of 1994 which was not distributed to the Partnerships until January of 1995. Another equipment joint venture also experienced an increase in cash available as a result of a decline in lease related operating expenses. Distributions from joint ventures also improved as a result of an investment in a new equipment joint venture which was formed in the October of 1994.

         The aggregate original cost of equipment owned by the Partnership, approximates $602,000 at September 30, 1995 compared to $1.3 million at September 30, 1994. As of September 30, 1995, the Partnership owned equipment being held for lease with a purchase price of $53,000 and a net book value of $0, compared to $608,000 and $3,000, respectively at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $563,000 for the periods ended September 30, 1995 and 1994. As a result, the cumulative distributions to the Limited Partners are $19,539,000 and $18,976,000 as of September 30, 1995 and 1994, respectively. The General Partner did not receive cash distributions during the nine month periods ended September 30, 1995 and 1994, but did receive payment of certain management and liquidation fees.

         As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly cash distributions to partners. Distributions are now being made annually. The last quarterly distribution was made in January of 1993 and the first annual distribution was made in January of 1994. The Partnership plans to make its next annual distribution in January of 1996 at approximately the same rate as the January 1995 distribution.

          The Partnership plans to make a special distribution to partners on October 15, 1995, due to the increase in the Partnership's cash and cash equivalents. This increase in cash and cash equivalents is a result of the payoff of a defaulted note receivable from a cable television system operator during the second quarter of 1995.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                        PHOENIX LEASING INCOME FUND 1981

                               September 30, 1995

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a) Exhibits:

                 (27)      Financial Data Schedule

              b) Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PHOENIX LEASING INCOME FUND 1981
                                                                          (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                                                                       /S/ PARITOSH K. CHOKSI
-----------------                              Chief Financial Officer,                 ----------------------
                                               Senior Vice President                    (Paritosh K. Choksi)
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ BRYANT J. TONG
-----------------                              Senior Vice President,                   ------------------
                                               Financial Operations                     (Bryant J. Tong)
                                               (Principal Accounting Officer)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ GARY W. MARTINEZ
-----------------                              Senior Vice President of                 --------------------
                                               Phoenix Leasing Incorporated             (Gary W. Martinez)
                                               General Partner


November 13, 1995                                                                       /S/ MICHAEL K. ULYATT
-----------------                              Partnership Controller                   ---------------------
                                               Phoenix Leasing Incorporated             (Michael K. Ulyatt)
                                               General Partner
