Form 10-K
period 1995-12-31
PHOENIX LEASING INCOME FUND 1981
filed 1996-03-28
CIK 353543

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1995      Commission File Number 0-11168

                        PHOENIX LEASING INCOME FUND 1981
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                    94-2735708
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                 94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (415) 485-4500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----

As of December 31, 1995, 18,762 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        PHOENIX LEASING INCOME FUND 1981

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.  Business.......................................................    3
Item 2.  Properties.....................................................    4
Item 3.  Legal Proceedings..............................................    4
Item 4.  Submission of Matters to a Vote of Security Holders............    4


                                     PART II

Item 5.  Market for the Registrant's Securities and Related
         Security Holder Matters.........................................   4
Item 6.  Selected Financial Data.........................................   5
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   6
Item 8.  Financial Statements and Supplementary Data.....................   8
Item 9.  Disagreements on Accounting and Financial Disclosure Matters....  26


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............  26
Item 11. Executive Compensation..........................................  27
Item 12. Security Ownership of Certain Beneficial Owners and Management..  27
Item 13. Certain Relationships and Related Transactions..................  28


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K........................................................  28


Signatures...............................................................  29

                                     PART I

Item 1.  Business.

Summary of Business Activities.

         Phoenix Leasing Income Fund 1981, a California limited partnership (the "Partnership"), was organized on October 7, 1980. The Partnership was registered with the Securities and Exchange Commission with an effective date of September 1, 1981 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1996. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 25,000 units of limited partnership interest at a price of $1,000 per unit. The Partnership sold 20,883 units for a total capitalization of $20,883,000. Of the proceeds received through the offering, the Partnership has incurred $2,429,000 in organizational and offering expenses.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $48,585,000. The average initial firm term of contractual payments from equipment subject to lease was 29.18 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.06%. The average initial firm term of contractual payments from loans was 75.78 months.

         The Partnership's principal objective is to produce current income and to build and maintain a balanced portfolio of leases and loans, through the acquisition and financing of various types of assets including computer peripherals, terminal systems, small computer systems, communications equipment, IBM-software compatible mainframes, office systems and telecommunications equipment and to lease such equipment and products to third parties pursuant to either Operating Leases or Full Payout Leases.

         The principal markets for the types of equipment in which the Partnership has invested in have been (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

         In addition to acquiring equipment for lease to third parties, the Partnership either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television system operators, manufacturers and their lessees with respect to equipment leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the equipment financed and in the receivables due under any lease or rental agreement relating to such equipment. Such security interests will give the Partnership the right, upon a default by the manufacturer or lessee, to obtain possession of the assets.

         The Partnership will not incur debt to finance the purchase of equipment. However, the Partnership can enter into joint venture agreements with certain other partnerships managed by the General Partner which would finance the acquisition of equipment through the use of indebtedness which would be nonrecourse to the Partnership.

         Competition. The equipment leasing industry is highly competitive. Leases are offered on a wide variety of equipment ranging from construction equipment to entire manufacturing facilities. The equipment leasing industry offers to users an alternative to the purchase of nearly every type of equipment. The General Partner intends to concentrate the Partnership's activities, however, in markets in which the General Partner has expertise. The computer equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment).

         There is strong competition in non-computer related equipment markets in which the Partnership will engage as well. There is, however, no single dominant company or factor in those other markets.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.

Item 2.  Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $1,548,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                  Percentage of
          Asset Types                        Purchase Price(1)     Total Assets
          -----------                        -----------------    -------------
                                           (Amounts in Thousands)

Small Computer Systems                            $  576                37%
Financing of Solar Systems                           397                26
Telecommunications                                   318                21
Reproduction Equipment                               240                15
Financing Related to Cable TV Systems                 17                 1
                                                  ------               ---

         TOTAL                                    $1,548               100%
                                                  ======               ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $540,000, financing joint ventures of $397,000 and original cost of outstanding loans of $17,000 at December 31, 1995.


Item 3.  Legal Proceedings.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                     Number of Unit Holders
              Title of Class                         as of December 31, 1995
              --------------                         -----------------------

              Limited Partners                               2,439

Item 6.  Selected Financial Data.

                              Amounts in Thousands Except for Per Unit Amounts
                              ------------------------------------------------
                                  1995     1994     1993     1992     1991
                                  ----     ----     ----     ----     ----

Total Income                   $   435  $   761  $   515  $   535  $   769

Net Income (Loss)                  329      559      188     (311)     (49)

Total Assets                     1,354    2,312    2,298    2,381    3,854

Distributions to Partners        1,219      563      283    1,127    1,127

Net Income (Loss) per Limited
  Partnership Unit               15.22    25.92     8.69   (15.30)   (2.94)

Distributions per Limited
  Partnership Unit               59.83    30.01    15.09    60.08    60.05

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix Leasing Income Fund 1981 (the Partnership) reported net income of $329,000 during the year ended December 31, 1995, as compared to net income of $559,000 and $188,000 during 1994 and 1993, respectively.

         Net income decreased by $230,000 during 1995, as compared to 1994, due to the combination of several factors. The Partnership did not report a gain on the sale of equipment during 1995, as compared to a gain on the sale of equipment of $278,000 during 1994. In addition, during 1994 the Partnership recognized a one time settlement of $188,000. During 1995 the Partnership did recognize an increase in interest income from notes receivable of $123,000, partially offsetting the decreases previously mentioned. Net income increased by $371,000 during 1994, as compared to 1993, due to the receipt of settlement income of $188,000, an increase in gain on sale of equipment of $95,000 and increased earnings from joint ventures of $94,000.

         During 1995, the Partnership reported an increase in interest income from notes receivable, as well as the recognition of the allowance for loan losses as income. During 1995, the Partnership received a settlement payment of $591,000 on a defaulted note receivable from a cable television system operator with a net carrying value of $462,000. Upon recovery of this defaulted note receivable, the Partnership reduced the allowance for loan losses related to this note by $53,000 during 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The increased gain on sale of equipment during 1994, as compared to 1995 is attributable to increased sale activity during 1994. During 1995 the Partnership sold equipment with an original cost of $233,000, as compared to $1,206,000 during 1994. At December 31, 1995, the Partnership owned equipment with an original cost of $594,000, as compared to $828,000 at December 31, 1994.

         Total expenses decreased by $96,000 and $125,000 during 1995 and 1994, respectively, as compared to the same periods in the preceding year. The decrease during 1995 is due to a $51,000 decrease in the provision for losses on notes receivable. The decrease in total expenses during 1994, as compared to 1993, is due to the decrease in depreciation of $104,000, a result of a majority of the Partnership's equipment being fully depreciated.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

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

         The increase in earnings from joint ventures of $7,000 and $94,000 during 1995 and 1994, respectively, as compared to the same periods in the previous year, is primarily due to an increase in earnings in two equipment joint ventures. The increase in earnings during 1995 from one equipment joint venture was due to a decline in depreciation expense as a result of its equipment portfolio having been fully depreciated. In addition, a new equipment joint venture was formed in October of 1994. As a result, 1995 reflects a full year of earnings from this joint venture.

         The increase in earnings from joint ventures during 1994, as compared to 1993, is due to an overall decline in expenses, primarily depreciation and lease related operating expenses, which exceeded the decline in revenues. The overall decline in revenues and expenses experienced by the Partnership's equipment joint ventures is a result of a majority of the equipment joint ventures being in the liquidation stage. Another factor contributing to the increased earnings recognized during 1994 is the recognition of settlement income in one equipment joint venture.

Liquidity and Capital Resources

         The Partnership reported net cash provided by equipment leasing and financing activities of $640,000 during 1995, as compared to net cash provided of $448,000 and $487,000 during 1994 and 1993, respectively. The increase in cash generated during 1995 is due to a settlement payoff received on a defaulted note receivable during the second quarter of 1995. Sales proceeds decreased during 1995, as compared to 1994, due to a majority of the Partnership's equipment having been sold in prior years. The Partnership reported increased sales activity and a corresponding increase in sales proceeds during 1994, as compared to 1993.

         Distributions from joint ventures were $196,000 during 1995, compared to $118,000 and $361,000 during 1994 and 1993, respectively. The increase during 1995 is attributable to an increase in the amount of cash available for distributions in several of the equipment joint ventures and the Partnership receiving cash distributions from a new joint venture that was formed in October of 1994. The increase in cash available for one of these equipment joint ventures is due to the receipt of a cash settlement in December of 1994 which was not distributed to the Partnerships until January of 1995. Distributions decreased during 1994, as compared to 1993, due to a decrease in the cash generated by the joint ventures resulting from decreased equipment sales during 1994.

          As of December 31, 1995, the Partnership owned equipment being held for lease with a purchase price of $53,000 and a net book value of $0, compared to $204,000 and $2,000, respectively at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $1,123,000, $563,000 and $283,000 during 1995, 1994 and 1993, respectively. As a result, the cumulative distributions to the Limited Partners are $20,099,000, $18,976,000 and $18,413,000 as of December 31, 1995, 1994 and 1993, respectively. The General Partner received cash distributions of $96,000, $0 and $0 during 1995, 1994 and 1993, respectively. In addition to cash distributions, the General Partner received liquidation fees of $44,000, $63,000 and $28,000 during 1995, 1994 and 1993, respectively.

         As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from operations will also decline. Due to the decrease in cash generated by leasing and financing activities, the Partnership is no longer making quarterly cash distributions to partners. Distributions are now being made annually. The last quarterly distribution was made in January of 1993 and the first annual distribution was made in January of 1994. The Partnership plans to make its next annual distribution in January of 1996 at approximately the same rate as the January 1995 distribution. The Partnership will reach the end of its term on December 31, 1996. The Partnership is currently in the process of liquidating its remaining assets and liabilities. Upon termination, the Partnership will make a final distribution to partners of the remaining cash, if any.

          The Partnership made a special distribution to partners on October 15, 1995, due to the increase in the Partnership's cash and cash equivalents. This increase in cash and cash equivalents is a result of the payoff of a defaulted note receivable from a cable television system operator during the second quarter of 1995.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PHOENIX LEASING INCOME FUND 1981

                              YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund 1981:

We have audited the accompanying balance sheets of Phoenix Leasing Income Fund 1981 (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund 1981 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, subsection (a) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 19, 1996

                        PHOENIX LEASING INCOME FUND 1981
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                           December 31,
                                                        1995          1994
                                                        ----          ----

ASSETS

Cash and cash equivalents                             $ 1,127       $ 1,509

Accounts receivable (net of allowance for
   losses on accounts receivable of $4 loss
   $8 at December 31, 1995 and 1994, respectively)          6            27

Notes receivable (net of allowance for losses
   on notes receivable of $0 and $53 at
   December 31, 1995 and 1994, respectively)               11           434

Equipment on operating leases and held for lease
   (net of accumulated depreciation and
   obsolescence reserves of $360 and $498 at
   December 31, 1995 and 1994, respectively)               13            37

Net investment in financing leases                       --               2

Investment in joint ventures                              165           261

Other assets                                               32            42
                                                      -------       -------

     Total Assets                                     $ 1,354       $ 2,312
                                                      =======       =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses              $    48       $   110
                                                      -------       -------

     Total Liabilities                                     48           110
                                                      -------       -------

Partners' Capital:

   General Partners                                         2            54

   Limited Partners, 25,000 units
     authorized, 20,883 units issued and
     18,762 units outstanding at December
     31, 1995 and 1994                                  1,318         2,156

   Unrealized losses on marketable
     securities available-for-sale                        (14)           (8)
                                                      -------       -------

     Total Partners' Capital                            1,306         2,202
                                                      -------       -------

     Total Liabilities and Partners' Capital          $ 1,354       $ 2,312
                                                      =======       =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                              For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----
INCOME

   Rental income                                $  116    $   98     $ 191

   Earned income, financing leases                --          14        52

   Gain on sale of equipment                      --         278       183

   Interest income, notes receivable               138        15        48

   Equity in earnings from joint
     ventures, net                                 102        95         1

   Settlements                                    --         188      --

   Other income                                     79        73        40
                                                ------    ------     -----

     Total Income                                  435       761       515
                                                ------    ------     -----


EXPENSES

   Depreciation                                     23        26       130

   Lease related operating expenses               --           4        32

   Management fees to General Partner               48        54        50

   Liquidation fees to General Partner              44        63        28

   Provision for losses on receivables             (53)       (2)       13

   General and administrative expenses              44        57        74
                                                ------    ------     -----

     Total Expenses                                106       202       327
                                                ------    ------     -----


NET INCOME                                      $  329    $  559     $ 188
                                                ======    ======     =====

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                             $15.22    $25.92     $8.69
                                                ======    ======     =====

ALLOCATION OF NET INCOME:

   General Partners                             $   44    $   73     $  25

   Limited Partners                                285       486       163
                                                ------    ------     -----

                                                $  329    $  559     $ 188
                                                ======    ======     =====

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                    General
                                   Partner's Limited Partners' Unrealized  Total
                                     Amount   Units   Amount     Losses   Amount
                                   --------- ----------------- ---------- ------
Balance, December 31, 1992          $   (44)  18,762 $ 2,353   $  --    $ 2,309

Distributions to partners ($15.09
   per limited partnership unit)       --       --      (283)     --       (283)

Net income                               25     --       163      --        188
                                    -------  ------- -------   -------  -------

Balance, December 31, 1993              (19)  18,762   2,233      --      2,214

Distributions to partners ($30.01
   per limited partnership unit)       --       --      (563)     --       (563)

Adjustment to unrealized losses on
   available-for-sale securities       --       --      --          (8)      (8)

Net income                               73     --       486      --        559
                                    -------  ------- -------   -------  -------

Balance, December 31, 1994               54   18,762   2,156        (8)   2,202

Distributions to partners ($59.83
   per limited partnership unit)        (96)    --    (1,123)     --     (1,219)

Unrealized losses on available-for-
   sale securities                     --       --      --          (6)      (6)

Net income                               44     --       285      --        329
                                    -------  ------- -------   -------  -------

Balance, December 31, 1995          $     2   18,762 $ 1,318   $   (14) $ 1,306
                                    =======  ======= =======   =======  =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                    1995      1994      1993
                                                    ----      ----      ----

Operating Activities:

   Net income (loss)                             $   329   $   559   $   188

   Adjustments to reconcile net income
    (loss) to net cash provided by
     operating activities:
       Depreciation                                   23        26       130
       Gain on sale of equipment                    --        (278)     (183)
       Equity in earnings from joint
         ventures, net                              (102)      (95)       (1)
       Provision for losses on
         notes receivable                            (53)     --          12
       Provision for early termination,
         financing leases                           --          (2)        1
       Decrease (increase) in accounts
         receivable                                   21       (10)        5
       Increase (decrease) in accounts
         payable and accrued expenses                (62)       26        12
       Increase in other assets                        6      --          (1)
       Settlements                                  --        (108)     --
                                                 -------   -------   -------

Net cash provided by operating activities            162       118       163
                                                 -------   -------   -------

Investing Activities:

   Principal payments, financing leases                2       163       227
   Principal payments, notes receivable              476       167        97
   Proceeds from sale of equipment                     1       305       197
   Distributions from joint ventures                 196       118       361
   Purchase of equipment                            --         (67)     --
   Investment in joint ventures                     --         (27)       (2)
                                                 -------   -------   -------

Net cash provided by investing activities            675       659       880
                                                 -------   -------   -------

Financing Activities:

   Distributions to partners                      (1,219)     (563)     (283)
                                                 -------   -------   -------

Net cash used by financing activities             (1,219)     (563)     (283)
                                                 -------   -------   -------

Increase (decrease) in cash and cash equivalents    (382)      214       760

Cash and cash equivalents, beginning of period     1,509     1,295       535
                                                 -------   -------   -------

Cash and cash equivalents, end of period         $ 1,127   $ 1,509   $ 1,295
                                                 =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix Leasing Income Fund 1981, a California limited partnership (the "Partnership"), was formed on October 7, 1980, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met September 24, 1981, at which time the Partnership commenced operations.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         On June 20, 1984, Daniel B. Murray resigned as a General Partner of the Partnership and the Partnership repurchased his equity interest. Mr. Murray's interest was valued pursuant to the partnership agreement at $383,197. Such amount was paid in five equal annual installments, the first of which was made on July 15, 1984. Interest was imputed at 10.5%. As a result of the Partnership's repurchase of Mr. Murray's General Partner interest, future distributions and income or loss applicable to this interest were reallocated to the remaining General and Limited Partners on a pro rata basis. The effect of this reallocation reduced the General Partners' combined interest from 15% to 11.688%. Phoenix Leasing Incorporated (the Corporate General Partner) and Gus Constantin remain as the General Partners of the Partnership.

         The General Partners are allocated 11.688% (15% prior to repurchase of Mr. Murray's interest, as discussed above) of all profits, losses, and cash distributions. Cash distributions in excess of allocated cumulative net profits represent a liquidation fee which cannot exceed, in the aggregate, 11.688% (15% of profits prior to the repurchase of Mr. Murray's interest) of net contributed capital. The cumulative liquidation fee paid or accrued to date is $1,797,000. The fee represents an expense of the Partnership and is specifically allocated to the Limited Partners.

         Neither the General Partners nor the Limited Partners are required to make additional capital contributions, nor are they otherwise liable for deficit balances in their adjusted capital accounts, if any, as defined in the Partnership agreement.

         As compensation for management services, the Corporate General Partner receives a fee, payable quarterly in an amount equal to 6% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental and note receipts, maintenance fees, proceeds from the sale of equipment and other income.

         As an alternative to receiving cash distributions, Limited Partners may have participated in the Capital Accumulation Plan, whereby the Limited Partners' cash distributions were reinvested and accumulated in the respective Limited Partner's capital account. Effective January 1, 1988, the Capital Accumulation Plan was discontinued. Limited Partners who elected to participate in the Capital Accumulation Plan are now receiving cash distributions.

Note 2.  Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of the equipment.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. When subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and accelerates depreciation as appropriate.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

         Investments in Joint Ventures. Investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment in Marketable Securities Available for Sale. The Partnership has investments in stock in public companies that have been determined to be available for sale that are included in Other Assets in the accompanying balance sheets. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the year ended December 31, 1995, the Partnership received a final distribution of marketable securities from one of its investments in equipment joint ventures. The market value of the marketable securities at the distribution date was $2,000 and is included in Other Assets for the year ended December 31, 1995. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $134,000. Non cash transactions included in Other Assets during the year ended December 31, 1994 consist of common stock valued at $41,000 received pursuant to a settlement (see Note 8) and an unrealized loss on marketable securities of $8,000.

         During the year ended December 31, 1994, the Partnership obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $67,000 to Investment in Joint Ventures on the balance sheet.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. At January 1, 1995, the adoption of Statements 114 and 118 had no effect on the Partnership's financial position and results of operations.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.


Note 3.  Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                           1995      1994
                                                           ----      ----
                                                       (Amounts in Thousands)

         Lease payments                                    $  8      $ 28
         General Partners and Affiliates                      1         2
         Property and sales taxes                             1         5
                                                           ----      ----
                                                             10        35

         Less:  allowance for losses on
                 accounts receivable                         (4)       (8)
                                                           ----      ----
              Total                                        $  6      $ 27
                                                           ====      ====


Note 4.  Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                           1995      1994
                                                           ----      ----
                                                       (Amounts in Thousands)

         Notes receivable from cable television
          system operators with interest ranging
          from 17% to 20% per annum, receivable in
          installments of 39 months through January
          1994, collateralized by a security interest
          in the cable system assets.                     $  11     $ 487

         Less:  allowance for losses on notes
                 receivable                                --         (53)
                                                          -----     -----

              Total                                       $  11     $ 434
                                                          =====     =====

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed interest, the Partnership limited the amount of interest being recognized on the Partnership's performing notes receivable to cable television system operators to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believes it will be realized.

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

         At December 31, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $11,000, for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $128,000.

         During the year ended December 31, 1995, the Partnership received a settlement on one note receivable which was considered to be impaired under Statement No. 114. The Partnership received $591,000 as a settlement for this note receivable of which $462,000 was applied towards the outstanding note receivable balance and the remaining $129,000 applied to interest income. There was no related allowance for this note receivable. The remaining general allowance for losses on notes receivable balance of $53,000 was no longer necessary due to the payment of this note receivable. As a result, the remaining allowance for loan losses was reduced to zero through the recognition of income.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                           1995      1994
                                                           ----      ----
                                                       (Amounts in Thousands)
         Beginning balance                                 $ 53      $ 53
            Provision for (recovery of) losses              (53)      --
            Write downs                                     --        --
                                                           ----      ----
         Ending balance                                    $--       $ 53
                                                           ====      ====


Note 5.  Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of small computer systems and reproduction equipment subject to operating and financing leases.

         The Partnership has agreements with some of the manufacturers of certain of its equipment, whereby such manufacturers undertake to remarket off-lease equipment on a best efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals. Certain manufacturers are entitled to additional fees after the Partnership has recovered certain amounts. Generally, these manufacturers provide maintenance of the leased equipment for a fee based on net monthly rentals.

         The Partnership has also entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                           1995     1994
                                                           ----     ----
                                                      (Amounts in Thousands)

         Minimum lease payments to be received             $ --     $  2
         Estimated residual value of leased equipment
          (unguaranteed)                                     --       --
         Less: unearned income                               --       --
               allowance for loss from early terminations    --       --
                                                           ----     ----

         Net investment in financing leases                $ --     $  2
                                                           ====     ====

         Minimum rentals to be received on noncancelable operating leases for the years ended December 31 are as follows:

                                                   (Amounts in Thousands)

         1996 ........................................      $ 60
         1997 ........................................        --
         1998 ........................................        --
         1999 ........................................        --
         2000 ........................................        --
         Thereafter ..................................        --
                                                            ----
              Total ..................................      $ 60
                                                            ====

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $0 and $2,000, respectively.


Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Income Fund 1981 has participated in the following equipment joint ventures:

                                                            Weighted
         Joint Venture                                 Percentage Interest
         -------------                                 -------------------

         PLI Limited Partnership Fund A(2)                     5.58%
         Leveraged Joint Venture 1985(1)                      14.11
         Leveraged Joint Venture 1986(2)                       7.66
         Arroyo Joint Venture VII(1)                          34.39
         Arroyo Joint Venture IX(1)                           20.28
         Arroyo Joint Venture XV(2)                           18.55
         Arroyo Joint Venture XVII(1)                         17.69
         Xerox Graphics Joint Venture(1)                      12.59
         Leveraged Joint Venture 1987-1(1)                    10.25
         Leveraged Joint Venture 1987-2                       14.33
         Leveraged Joint Venture 1987-3                        5.31
         Leveraged Joint Venture 1990-1                        8.82
         Phoenix Micro Joint Venture                          32.17
         Phoenix Joint Venture 1994-1                          2.93

(1) Closed during 1994
(2) Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:





                            Net Investment                                                                 Net Investment
                             at Beginning                          Equity in                                  at End
Date                           of Period       Contributions       Earnings          Distributions           of Period
----                        --------------     -------------       ---------         -------------         --------------
                                                            (Amounts in Thousands)
Year Ended
  December 31, 1993            $    387           $    2              $    4            $    347             $     46
                               ========           ======              ======            ========             ========

Year Ended
  December 31, 1994            $     46           $  151              $   93            $    109             $    181
                               ========           ======              ======            ========             ========

Year Ended
  December 31, 1995            $    181           $  -                $   98            $    189             $     90
                               ========           ======              ======            ========             ========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  611    $  456
    Accounts receivable                                     1,780     2,227
    Operating lease equipment                               1,021     2,538
    Other assets                                              690       919
                                                           ------    ------

         Total Assets                                      $4,102    $6,140
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL


    Accounts payable                                       $  973    $1,077
    Partners' capital                                       3,129     5,063
                                                           ------    ------

         Total Liabilities and Partners' Capital           $4,102    $6,140
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1995     1994       1993
                                                   ----     ----       ----
                                                    (Amounts in Thousands)

    Rental income                                $3,875    $3,401    $5,150
    Gain on sale of equipment                     1,766     1,315     1,642
    Other income                                    724       263        49
                                                 ------    ------    ------

         Total Income                             6,365     4,979     6,841
                                                 ------    ------    ------

                                    EXPENSES

    Depreciation                                   1,188     1,252     1,870
    Lease related operating expenses               2,964     2,797     4,522
    Management fee to the General Partner            285       242       359
    Interest expense                                   1         1      --
    Other expenses                                   276        37       157
                                                 -------   -------   -------

         Total Expenses                            4,714     4,329     6,908
                                                 -------   -------   -------

         Net Income (Loss)                       $ 1,651   $   650   $   (67)
                                                 =======   =======   =======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $3,000 and $10,000, respectively.

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Ventures

         The Partnership has invested in financing joint ventures which are combined for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership's current investment in PFP as of December 31, 1995 consists of two financing joint ventures. The purpose of the financing joint ventures is to provide, on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are secured by equipment. The Partnership uses the equity method of accounting to account for its investment in the PFP.

         PFP periodically reviews the probability of recovering the outstanding note balances. Such reviews address, among other things, current cash receipts, costs of collection efforts, the current economic situation and potential uncollectible receivables. If the review indicates that future cash receipts, net of anticipated future expenses, does not exceed the outstanding note balances, PFP provides a reserve for any anticipated loan loss as appropriate.

          Due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed principal and interest over the lives of the notes receivable, the remaining PFP loan portfolios apply all cash receipts (principal and interest) to the outstanding note balances. Under this method, interest income will not be recognized until the outstanding note balances are recovered.

         The following information summarizes the Partnership's respective interest in the original loan proceeds of the funding partnership.

                                                       Weighted
           Joint Venture                           Percentage Interest
           -------------                           -------------------

           Phoenix Funding Partnership                    2.67%

         An analysis of the Partnership's investment account in financing joint ventures is as follows:





                           Net Investment                          Equity in                              Net Investment
                            at Beginning                           Earnings                                  at End
Date                         of Period          Contributions      (Losses)          Distributions          of Period
----                       --------------       -------------      ---------         -------------        --------------
                                                             (Amounts in Thousands)
Year Ended
  December 31, 1993             $   27                $ -             $  (3)             $  14                  $  10
                                ======                ====            =====              =====                  =====

Year Ended
  December 31, 1994             $   10                $ -             $   1              $   9                  $   2
                                ======                ====            =====              =====                  =====

Year Ended
  December 31, 1995             $    2                $ -             $   4              $   5                  $   1
                                ======                ====            =====              =====                  =====

         The aggregate combined financial information of the financing joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)

    Cash and cash equivalents                              $28       $34
    Notes receivable, net                                   --        25
                                                           ---       ---

         Total Assets                                      $28       $59
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $ 5       $ 1
    Partners' capital                                       23        58
                                                           ---       ---

         Total Liabilities and Partners' Capital           $28       $59
                                                           ===       ===

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME
                                              For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----
                                                   (Amounts in Thousands)

    Interest income                              $  73     $  86     $   1
    Other income                                    77        18        19
                                                 -----     -----     -----

         Total Income                              150       104        20
                                                 -----     -----     -----

                                    EXPENSES

    Management fee to the General Partner            7        19        31
    Other expenses                                  20        44        72
                                                 -----     -----     -----

         Total Expenses                             27        63       103
                                                 -----     -----     -----

         Net Income (Loss)                       $ 123     $  41     $ (83)
                                                 =====     =====     =====

         The General Partner earns a management fee of 6% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture

         The Partnership owns an interest in a foreclosed cable system joint venture, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon the nonperforming outstanding note receivable from a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivable were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system is held by the joint venture. This investment is accounted for using the equity method of accounting.

         The joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                           Weighted
           Joint Venture                              Partnership Interest
           -------------                              --------------------

           Phoenix Concept Cablevision, Inc.                 5.80%

                           Net Investment                                                                 Net Investment
                            at Beginning                           Equity in                                  at End
Date                         of Period           Contributions      Earnings          Distributions         of Period
----                       --------------        -------------     ---------          -------------       --------------
                                                             (Amounts in Thousands)
Year Ended
  December 31, 1994             $  -                $    77           $   1               $ -                  $   78
                                ======              =======           =====               =====                ======

Year Ended
  December 31, 1995             $   78              $   -             $ -                 $   4                $   74
                                ======              =======           =====               =====                ======

         The financial information of the foreclosed cable systems joint venture as of December 31 and for the years then ended is presented as follows:

                                 BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  194    $  111
    Accounts receivable                                        59        62
    Property, cable system and equipment                      997     1,085
    Cable subscriber list and franchise rights                116       145
    Deferred income taxes                                     118       142
    Other assets                                               19        18
                                                           ------    ------

         Total Assets                                      $1,503    $1,563
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  225    $  208
    Notes payable                                            --          11
    Partners' capital                                       1,278     1,344
                                                           ------    ------

         Total Liabilities and Partners' Capital           $1,503    $1,563
                                                           ======    ======

                            STATEMENTS OF OPERATIONS

                                     INCOME

                                                             December 31,
                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

    Subscriber revenue                                     $ 589     $ 198
    Other income                                               5         1
                                                           -----     -----

         Total Income                                        594       199
                                                           -----     -----

                                    EXPENSES

    Depreciation and amortization                            200        50
    Program services                                         180        72
    Management fees to an affiliate
     of the General Partner                                   27         9
    General and administrative expenses                      135        36
    Provision for losses on accounts receivable                6         2
                                                           -----     -----

         Total Expenses                                      548       169
                                                           -----     -----

    Net Income before Income Taxes                            46        30
    Income tax expense                                       (39)      (19)
                                                           -----     -----

         Net Income                                        $   7     $  11
                                                           =====     =====

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Foreclosed Cable Systems Joint Venture. The Foreclosed Cable Systems Joint Venture will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 7.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

         Equipment lease operations                         $  4      $ 38
         General Partners and Affiliates                       2         5
         Other                                                42        67
                                                            ----      ----

              Total                                         $ 48      $110
                                                            ====      ====


Note 8. Settlements.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court, effective as of October 28, 1994, pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $111,000, which consists of cash of $44,000, and assigned monthly rentals and credits for goods and services valued at $67,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $67,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases totaling $134,000 to a joint venture, in exchange for an interest in the joint venture.

         Storage Technology Corporation (STC), a major manufacturer of equipment purchased by the Partnership, filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code on October 14, 1984. On June 18, 1987 STC's plan of reorganization was approved and the Partnership received a settlement.

         On August 31, 1994, the United States Bankruptcy Court for the District of Colorado ordered a final distribution from the Disputed Claims Reserve which was provided for in the Debtors' Joint Plan of Reorganization. On December 23, 1994, the Partnership received its pro rata share of the final distribution from the Disputed Claims Reserve valued at $77,000. The final distribution consisted of cash of $36,000 and common stock valued at $41,000.


Note 9.  Liquidation Fees.

         The General Partners are entitled to 11.688% of all cash distributions. Distributions in excess of the General Partners' capital account are characterized as liquidation fees. If the Partnership were to dissolve, the General Partners would not be liable to the Partnership for the negative capital account to the extent of the liability. The fee represents an expense of the Partnership and is specifically allocated to the Limited Partners.


Note 10.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                         Reported Amounts      Tax Basis        Net Difference
                         ----------------      ---------        --------------
                                         (Amounts in Thousands)
1995
----
    Assets                   $1,354              $1,397              $  (43)
    Liabilities                  48                  44                   4

1994
----
    Assets                   $2,312              $2,396              $  (84)
    Liabilities                 110                 110                   0



Note 11. Related Entities.

         The Corporate General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The Corporate General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the Corporate General Partner remarkets certain equipment on behalf of the
Partnership. These expenses incurred by the Corporate General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The equipment remarketing costs reimbursed to the Corporate General Partner were $0, $0 and $5,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


Note 12. Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 18,762 for the years ended December 31, 1995, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the Partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.


Note 13. Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral. Please refer to footnote 4 for a description of the Partnership's accounting policies on notes receivable which contribute to the difference between the carrying amount and the fair value.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                  Carrying
                                                   Amount    Fair Value
                                                  --------   ----------
                                                  (Amounts in Thousands)
         Assets
            Cash and cash equivalents              $1,127      $1,127
            Marketable securities                      30          30
            Notes receivable                           11          13


Note 14. Subsequent Events.

         In January 1996, cash distributions of $563,000 were made to the Limited Partners.

Item 9. Disagreements on Accounting and Financial Disclosure Matters.

           None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

           The registrant is a limited partnership and, therefore, has no executive officers or directors. The corporate general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. Gus Constantin serves as an individual general partner. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

           GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

           PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

           GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

           BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

           CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

           Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

           Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Capital Assurance Fund
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982 and
              Phoenix Leasing Income Fund 1977


Item 11. Executive Compensation.

           Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                    (C)                                   (D)
                                                                  Cash and cash-                          Aggregate of
Name of individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------      -----------------------------------------------------    -----------------
                                                             (C1)                    (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                              (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner                  $ 77(1)                     $0                       $0

Gus Constantin               General Partner                    14(2)                      0                        0
                                                               ---                         -                        -

All General Partners                                           $91                        $0                       $0
                                                                ==                         =                        =

(1)  consists of management and liquidation fees.
(2)  consists of liquidation fees.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partners of the Registrant own the equity securities of the Registrant set forth in the following table:

         (1)                                 (2)                       (3)
  Title of Class                   Amount Beneficially Owned    Percent of Class
  --------------                   -------------------------    ----------------

  General Partner Interest:
    Mr. Gus Constantin,            Represents a 3.896% interest       33.3%
    Individual General Partner     in the Registrant's profits,
                                   losses and distributions.

  General Partner Interest:
    Phoenix Leasing Incorporated,  Represents a 7.792% interest       66.7%
    Corporate General Partner      in the Registrant's profits,
                                   losses and distributions.

  Limited Partner Interest:
    Phoenix Leasing Incorporated,  222 units                          1.18%
    Corporate General Partner


Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a) 1.   Financial Statements:

         Report of Independent Public Accountants                           9
         Balance Sheets as of December 31, 1995 and 1994.                  10
         Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993                                11
         Statements of Partners' Capital for the Years
           Ended December 31, 1995, 1994 and 1993                          12
         Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993                                13
         Notes to the Financial Statements                              14-25

    2.   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts and Reserves      30

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed for the year ended December 31, 1995.

(c) Exhibits:

    27.  Financial Data Schedule.

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

                                            PHOENIX LEASING INCOME FUND 1981
                                                     (Registrant)

                                            BY:    PHOENIX LEASING INCORPORATED,
                                                   A CALIFORNIA CORPORATION
                                                   GENERAL PARTNER


         Date:  March 28, 1996              By:    /S/  GUS CONSTANTIN
                --------------                     -------------------------
                                                   Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                         Date
         ---------                      -----                         ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March 28, 1996
----------------------- Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  BRYANT J. TONG     Senior Vice President, Financial          March 28, 1996
----------------------- Operations of                             --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President of                  March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------- Assistant Treasurer and a                 --------------
(Howard Solovei)        Director of Phoenix Leasing Incorporated
                        General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller                    March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     General Partner

                                                                   Page 30 of 30

                                             PHOENIX LEASING INCOME FUND 1981

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B      COLUMN C     COLUMN D     COLUMN E      COLUMN F
           Classification                 Balance at    Charged to   Charged to    Deductions   Balance at
                                         Beginning of     Expense      Revenue                    End of
                                            Period                                                Period
           --------------                ------------   ----------   ----------    ----------   ----------

Year ended December 31, 1993
     Allowance for losses on accounts
         receivable                            $27          $ 0          $ 0          $ 0          $27
     Allowance for early termination
         of financing leases                     1            1            0            0            2
     Allowance for losses on notes
         receivable                             41           12            0            0           53
                                               ---          ---          ---          ---          ---

         Totals                                $69          $13          $ 0          $ 0          $82
                                               ===          ===          ===          ===          ===


Year ended December 31, 1994
     Allowance for losses on accounts
         receivable                            $27          $ 0          $ 0          $19          $ 8
     Allowance for early termination
         of financing leases                     2            0            2            0            0
     Allowance for losses on notes
         receivable                             53            0            0            0           53
                                               ---          ---          ---          ---          ---

         Totals                                $82          $ 0          $ 2          $19          $61
                                               ===          ===          ===          ===          ===


Year ended December 31, 1995
     Allowance for losses on accounts
         receivable                            $ 8          $ 0          $ 0          $ 4          $ 4
     Allowance for losses on notes
         receivable                             53            0            0           53            0
                                               ---          ---          ---          ---          ---

              Totals                           $61          $ 0          $ 0          $57          $ 4
                                               ===          ===          ===          ===          ===
