Form 10-Q
period 1996-03-31
PHOENIX LEASING INCOME FUND 1981
filed 1996-05-14
CIK 353543

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________.


                           Commission File Number 0-11168
                                                  -------



                        PHOENIX LEASING INCOME FUND 1981
- --------------------------------------------------------------------------------
                                     Registrant

            California                                   94-2735708
- ---------------------------------             ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                      94901-5527
- --------------------------------------------------------------------------------
     Address of Principal Executive Offices                         Zip Code

      Registrant's telephone number, including area code:    (415) 485-4500
                                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__X__        No_____

                           Part I.  Financial Information
                           ------------------------------
                            Item 1.  Financial Statements
                          PHOENIX LEASING INCOME FUND 1981
                                   BALANCE SHEETS
                   (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)

                                                         March 31, December 31,
                                                            1996       1995
                                                            ----       ----
ASSETS

Cash and cash equivalents                                  $   540    $ 1,127

Accounts receivable (net of allowance for losses on
  accounts receivable of $4 at March 31, 1996 and
  December 31, 1995)                                             1          6

Notes receivable                                                11         11

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $359 and $360
  at March 31, 1996 and December 31, 1995, respectively)         7         13

Investment in joint ventures                                   160        165

Other assets                                                    38         32
                                                           -------    -------

  Total Assets                                             $   757    $ 1,354
                                                           =======    =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                    $    60    $    48
                                                           -------    -------

  Total Liabilities                                             60         48
                                                           -------    -------

Partners' Capital

  General Partners                                            --            2

  Limited Partners, 25,000 units authorized, 20,883
     units issued and 18,762 units outstanding at
     March 31, 1996 and December 31, 1995                      708      1,318

  Unrealized losses on marketable securities
     available-for-sale                                        (11)       (14)
                                                           -------    -------

  Total Partners' Capital                                      697      1,306
                                                           -------    -------

   Total Liabilities and Partners' Capital                 $   757    $ 1,354
                                                           =======    =======

        The accompanying notes are an integral part of these statements.

                          PHOENIX LEASING INCOME FUND 1981
                              STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except for Per Unit Amounts)
                                     (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                       1996       1995
                                                       ----       ----

INCOME

   Rental income                                     $    20   $    22
   Equity in earnings from joint ventures, net            25        21
   Interest income                                         9        14
                                                     -------   -------

      Total Income                                        54        57
                                                     -------   -------


EXPENSES

   Depreciation                                            6         6
   Management fees to General Partner                      2         3
   Liquidation fees to General Partner                    67        70
   Legal expense                                          11         -
   General and administrative expenses                    13        10
                                                     -------   -------

      Total Expenses                                      99        89
                                                     -------   -------

NET LOSS                                             $   (45)  $   (32)
                                                     =======   =======


NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                  $ (2.55)  $ (1.96)
                                                     =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                  $ 29.99   $ 29.99
                                                     =======   =======

ALLOCATION OF INCOME(LOSS):
   General Partners                                  $     3   $     5
   Limited Partners                                      (48)      (37)
                                                     -------   -------

                                                     $   (45)  $   (32)
                                                     =======   =======













        The accompanying notes are an integral part of these statements.

                          PHOENIX LEASING INCOME FUND 1981
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                     (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              1996          1995
                                                              ----          ----

Operating Activities:

  Net loss                                                 $   (45)     $   (32)

  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                               6            6
      Equity in earnings from joint ventures, net              (25)         (21)
      Decrease in accounts receivable                            5           17
      Increase (decrease) in accounts payable and
        accrued expenses                                        12          (31)
      Decrease (increase) in other assets                       (3)           3
                                                           -------      -------
Net cash used by operating activities                          (50)         (58)
                                                           -------      -------

Investing Activities:

     Principal payments, financing leases                     --              2
     Principal payments, notes receivable                     --             10
     Distributions from joint ventures                          30           49
                                                           -------      -------

Net cash provided by investing activities                       30           61
                                                           -------      -------

Financing Activities:

     Distributions to partners                                (567)        (563)
                                                           -------      -------

Net cash used by financing activities                         (567)        (563)
                                                           -------      -------

Decrease in cash and cash equivalents                         (587)        (560)

Cash and cash equivalents, beginning of period               1,127        1,509
                                                           -------      -------

Cash and cash equivalents, end of period                   $   540      $   949
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

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4. Notes Receivable.

        Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 is $11,000 for which there is no allowance. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $11,000.

Note 5. Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the limited partner's share of net income (loss) and distributions, and the weighted average number of units outstanding of 18,762 for the three months ended March 31, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result, the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6. Investment in Joint Ventures.

Equipment Joint Ventures
        The aggregate combined statements of operations of the equipment joint ventures is presented below:

                           COMBINED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                                             Three Months Ended
                                                                 March  31,
                                                             1996          1995
                                                             ----          ----
INCOME
Rental income                                              $  682         $  919
Gain on sale of equipment                                     248            578
Other income                                                   41             60
                                                           ------         ------

      Total income                                            971          1,557
                                                           ------         ------

EXPENSES
Depreciation                                                   89            347
Lease related operating expenses                              464            734
Management fees to General Partner                             32             64
General and administrative expenses                             6              7
                                                           ------         ------

      Total expenses                                          591          1,152
                                                           ------         ------

Net income                                                 $  380         $  405
                                                           ======         ======

Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                               1996         1995
                                                               ----         ----
INCOME
Interest income - notes receivable                              $17          $28
Other income                                                      2            4
                                                                ---          ---

      Total income                                               19           32
                                                                ---          ---

EXPENSES
Management fees to General Partner                               --            2
General and administrative expenses                               4            6
                                                                ---          ---

      Total expenses                                              4            8
                                                                ---          ---

Net income                                                      $15          $24
                                                                ===          ===

Foreclosed Cable System Joint Ventures

      The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                                (Amounts in Thousands)
                                                              Three Months Ended
                                                                   March 31,
                                                                1996        1995
                                                                ----        ----
INCOME
Subscriber revenue                                             $ 133      $ 146
Other income                                                       3          2
                                                               -----      -----

      Total income                                               136        148
                                                               -----      -----

EXPENSES
Depreciation and amortization                                     49         55
Program services                                                  44         51
Management fees to an affiliate of the General Partner             6          7
Provision for losses on accounts receivable                        1          1
General and administrative expenses                               48         48
                                                               -----      -----

      Total expenses                                             148        162
                                                               -----      -----

Net loss before income taxes                                     (12)       (14)

Income tax expense                                                (1)        (1)
                                                               -----      -----

Net loss                                                       $ (13)     $ (15)
                                                               =====      =====

                          PHOENIX LEASING INCOME FUND 1981

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Partnership reported a net loss of $45,000 for the three months ended March 31, 1996, as compared to a net loss of $32,000 for the same period in the preceding year. The increase in the net loss during 1996 is attributable to an increase in total expenses.

      Total revenues for the three months ended March 31, 1996 decreased by $3,000, as compared to the prior year. The decrease in total revenues is the result of a decline of $5,000 in interest income earned from the Partnership's cash and cash equivalents. The decline in interest income is partially offset by an increase in earnings from joint ventures of $4,000, which will be further discussed under "Joint Ventures".

      In addition to the decrease in interest income, the Partnership also experienced a decrease in rental income. The reduction in rental income of $2,000 for the three months ended March 31, 1996, as compared to the same period in the prior year, is reflective of a decrease in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At March 31, 1996, the Partnership owned equipment with an aggregate original cost of $571,000 compared to $807,000 at March 31, 1995.

      Total expenses increased by $10,000 for the three months ended March 31, 1996, as compared to the same period in the preceding year. The increase is primarily attributable to an increase in legal expense of $11,000 for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is primarily due to legal costs incurred on a defaulted note receivable.

       The increase in general and administrative expenses of $3,000 is due to the write off of sales tax receivables for several leases that were determined to be uncollectible.

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

      The increase in earnings from joint ventures of $4,000 for the three months ended March 31, 1996, compared to the same period in the previous year, is due to a decrease in lease related operating expenses, mainly maintenance, remarketing, and refurbishing costs in one of the equipment joint ventures in which the Partnership has an interest. In addition, this equipment joint venture experienced a decrease in depreciation expense.

Liquidity and Capital Resources

      The Partnership reported net cash used by equipment leasing and financing activities of $50,000 during the three months ended March 31, 1996, as compared to net cash used of $46,000 during the same period in 1995. The increase in cash used for the three months ended March 31, 1996 is attributable to an increase in expenses combined with a decrease in payments from lessees and borrowers.

      Distributions from joint ventures were $30,000 for the three months ended March 31, 1996, compared to $49,000 for the same period in the preceding year. The decrease during the three months ended March 31, 1996 is attributable to the closure of two equipment joint ventures.

      As of March 31, 1996, the Partnership owned equipment being held for lease with a purchase price of $34,000 and a net book value of $0, compared to $238,000 and $2,000, respectively at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received distributions of $567,000 and $563,000 for the periods ended March 31, 1996 and 1995, respectively. As a result, the cumulative distributions to the Limited Partners are $20,661,000 and $19,539,000 as of March 31, 1996 and 1995, respectively. The General Partner did not receive cash distributions during the three months ended March 31, 1996 and 1995, but did receive payment of certain management and liquidation fees.

      As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from operations will also decline. Due to the decrease in cash generated by leasing and financing activities, distributions are being made annually. The January 1996 annual distribution was made at approximately the same rate as the January 1995 distribution. The Partnership will reach the end of its term on December 31, 1996 and is therefore currently in the process of liquidating its remaining assets and liabilities. Upon termination, the Partnership will make a final distribution to partners of the remaining cash, if any.

      Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                          PHOENIX LEASING INCOME FUND 1981

                                     March 31, 1996

                            Part II.  Other Information.
                                      ------------------


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

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

                                                PHOENIX LEASING INCOME FUND 1981
                                                --------------------------------
                                                         (Registrant)

        Date                         Title                      Signature
        ----                         -----                      ---------



  May 13, 1996             Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
- ---------------------      Senior Vice President          ----------------------
                           and Treasurer of               (Paritosh K. Choksi)
                           Phoenix Leasing Incorporated
                           General Partner


  May 13, 1996             Senior Vice President,         /S/ BRYANT J. TONG
- ---------------------      Financial Operations           ----------------------
                           (Principal Accounting Officer) (Bryant J. Tong)
                           Phoenix Leasing Incorporated
                           General Partner


  May 13, 1996             Senior Vice President of       /S/ GARY W. MARTINEZ
- ---------------------      Phoenix Leasing Incorportated  ----------------------
                           General Partner                (Gary W. Martinez)


  May 13, 1996             Partnership Controller         /S/ MICHAEL K. ULYATT
- ---------------------      Phoenix Leasing Incorportated  ----------------------
                           General Partner                (Michael K. Ulyatt)