Form 10-Q
period 1996-06-30
PHOENIX LEASING INCOME FUND 1981
filed 1996-08-13
CIK 353543

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -------   ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-11168
                                                -------


                        PHOENIX LEASING INCOME FUND 1981
- --------------------------------------------------------------------------------
                                   Registrant

      California                                          94-2735708
- ---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                         94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                              Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                          ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                    No
                            -----                      -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1981
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                           June 30, December 31,
                                                             1996       1995
                                                             ----       ----
ASSETS

Cash and cash equivalents                                 $   600     $ 1,127

Accounts  receivable  (net of allowance for
   losses on accounts  receivable of $1
   and $4 at June 30, 1996 and December
   31, 1995, respectively)                                     18           6

Notes receivable                                               11          11

Equipment  on  operating   leases  and  held  for
   lease  (net  of   accumulated depreciation of
   $350 and $360 at June 30, 1996 and December 31,
   1995, respectively)                                          2          13

Investment in joint ventures                                  151         165


Other assets                                                   34          32
                                                          -------     -------

     Total Assets                                         $   816     $ 1,354
                                                          =======     =======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

     Accounts payable and accrued expenses                $    45     $    48
                                                          -------     -------

     Total Liabilities                                         45          48
                                                          -------     -------

Partners' Capital

     General Partners                                        --             2

     Limited Partners, 25,000 units authorized, 20,883
       units issued and 18,762 units outstanding at
       June 30, 1996 and December 31, 1995                    768       1,318

     Unrealized gains (losses) on available-for-sale
       securities                                               3         (14)
                                                          -------     -------



     Total Partners' Capital                                  771       1,306
                                                          -------     -------

     Total Liabilities and Partners' Capital              $   816     $ 1,354
                                                          =======     =======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                 Three Months Ended Six Months Ended
                                                      June 30,        June 30,
                                                    1996    1995    1996     1995
                                                    ----    ----    ----     ----
INCOME

     Rental income                                  $  26   $  53   $ 46    $  75
     Equity in earnings from joint ventures, net       29      37     54       58
     Interest income, notes receivable               --       129    --       129
     Other income                                      14      23     23       37
                                                    -----   -----   ----    -----

     Total Income                                      69     242    123      299
                                                    -----   -----   ----    -----


EXPENSES

     Depreciation                                       6       6     11       12
     Management fees to General Partner                 3      40      5       43
     Liquidation fees to General Partner               (7)   --       60       70
     Provision for losses on receivables             --       (53)   --       (53)
     General and administrative expenses             --        14     25       24
                                                    -----   -----   ----    -----

     Total Expenses                                     2       7    101       96
                                                    -----   -----   ----    -----

NET INCOME                                          $  67   $ 235   $ 22    $ 203
                                                    =====   =====   ====    =====


NET INCOME PER LIMITED
     PARTNERSHIP UNIT                               $3.21   $11.07  $.66    $9.11
                                                    =====   =====   ====    =====

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                                 $--     $--   $29.99  $29.99
                                                    =====   =====   ======  ======

ALLOCATION OF NET INCOME (LOSS):
     General Partners                               $   7   $  27   $ 10    $  32
     Limited Partners                                  60     208     12      171
                                                    -----   -----   ----    -----

                                                    $  67   $ 235   $ 22    $ 203
                                                    =====   =====   ====    =====


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1996          1995
                                                                ----          ----
Operating Activities:
   Net income                                                 $    22       $   203
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                11            12
       Equity in earnings from joint ventures, net                (54)          (58)
       Provision for losses on notes receivable                  --             (53)
       Decrease (increase) in accounts receivable                 (12)           20
       Decrease in accounts payable and accrued expenses           (3)          (46)
       Gain on sale of securities                                  (5)         --
       Decrease (increase) in other assets                         (4)            5
                                                              -------       -------

Net cash provided (used) by operating activities                  (45)           83
                                                              -------       -------

Investing Activities:
   Principal payments, financing leases                          --               2
   Principal payments, notes receivable                          --             475
   Proceeds from sale of equipment                               --               1
   Proceeds from sale of securities                                24          --
   Distributions from joint ventures                               68            93
                                                              -------       -------

Net cash provided by investing activities                          92           571
                                                              -------       -------

Financing Activities:
   Distributions to partners                                     (574)         (563)
                                                              -------       -------

Net cash used by financing activities                            (574)         (563)
                                                              -------       -------

Increase (decrease) in cash and cash equivalents                 (527)           91

Cash and cash equivalents, beginning of period                  1,127         1,509
                                                              -------       -------

Cash and cash equivalents, end of period                      $   600       $ 1,600
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

Note 4.    Notes Receivable.

           Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 is $11,000 for which there is no allowance. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $11,000.

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 18,762 for the six months ended June 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income (loss) and distributions per limited partnership unit is not indicative of per unit income
(loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6.    Investment in Joint Ventures.

Equipment Joint Ventures

           The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----

INCOME
Rental income                           $  734     $1,217     $1,416     $2,137
Gain on sale of equipment                  295        298        543        875
Other income                                35         49         76        109
                                        ------     ------     ------     ------

         Total income                    1,064      1,564      2,035      3,121
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                84        113        173        460
Lease related operating expenses           422        800        886      1,534
Management fees to General Partner          36         62         68        126
General and administrative expenses          2          4          8         11
                                        ------     ------     ------     ------

         Total expenses                    544        979      1,135      2,131
                                        ------     ------     ------     ------

Net income                              $  520     $  585     $  900     $  990
                                        ======     ======     ======     ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                             Three Months Ended Six Months Ended
                                                  June 30,          June 30,
                                               1996     1995     1996     1995
                                               ----     ----     ----     ----
INCOME
Interest income - notes receivable             $ 6      $21      $24      $ 48
Other income                                    16       62       18        67
                                               ---      ---      ---      ----

         Total income                           22       83       42       115
                                               ---      ---      ---      ----

EXPENSES
Management fees to General Partner        1       4       1       5
General and administrative expenses       2       5       7      12
                                        ---     ---     ---     ---

         Total expenses                   3       9       8      17
                                        ---     ---     ---     ---

Net income                              $19     $74     $34     $98
                                        ===     ===     ===     ===


Foreclosed Cable System Joint Ventures

         The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                               Three Months Ended    Six Months Ended
                                                     June 30,            June 30,
                                                 1996      1995      1996       1995
                                                 ----      ----      ----       ----
INCOME
Subscriber revenue                              $ 149      $143     $ 283      $ 289
Other income                                        3         1         6          3
                                                -----      ----     -----      -----

         Total income                             152       144       289        292
                                                -----      ----     -----      -----

EXPENSES
Depreciation and amortization                   $  50      $ 48     $  99      $ 103
Program services                                   48        39        92         90
Management fees to an affiliate of the
  General Partner                                   7         6        13         13
General and administrative expenses                40        32        93         65
Provision for losses on accounts receivable         1         2         3          3
                                                -----      ----     -----      -----

         Total expenses                           146       127       300        274
                                                -----      ----     -----      -----

Net income before income taxes                      6        17       (11)        18
Income tax benefit (expense)                       (3)        8      --           (8)
                                                -----      ----     -----      -----

Net income (loss)                               $   3      $ 25     $ (11)     $  10
                                                =====      ====     =====      =====


                        PHOENIX LEASING INCOME FUND 1981

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $67,000 for the three months ended June 30, 1996, as compared to net income of $235,000 for the same period in the preceding year. During the six months ended June 30, 1996 the Partnership reported net income of $22,000, as compared to net income of $203,000 during the same period in 1995. The decrease in net income during both periods in 1996, as compared to 1995, is attributable to a decrease in total revenues.

         Total revenues decreased by $173,000 and $176,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year. A majority of the decrease in total revenues is a decline of $129,000 in interest income earned from notes receivable. During the quarter ended June 30, 1995, the Partnership received a settlement payment on a defaulted note receivable from a cable television system operator. The amount of the settlement that exceeded the net carrying value of this note was recognized as interest income.

         In addition to the decrease in interest income, the Partnership also experienced a small decrease in rental income of $27,000 and $29,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The reduction in rental income is reflective of a decrease in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $553,000 compared to $624,000 at June 30, 1995.

         Total expenses decreased by $5,000 for the three months ended June 30, 1996 but increased $5,000 for the six months ended June 30, 1996, as compared to the same periods in 1995. The increase is primarily attributable to an adjustment to the provision for losses on receivables of $53,000 made during 1995. This downward adjustment to the provision for losses on receivables, which resulted in the recognition of income, was made upon the settlement of a defaulted note receivable during the second quarter of 1995, as previously discussed. Most other expense items decreased during the three and six months ended June 30, 1996, as compared to the same period in 1995.

Joint Ventures

         The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are released at lower rental rates and eventually liquidated.

         The earnings from joint ventures decreased by $8,000 and $4,000 for the three and six months ended June 30, 1996, compared to the same period in 1995, due to a decrease in rental revenues. The joint ventures also reported decreases in expenses, however the decrease in revenues exceeded the decrease in expenses.

Liquidity and Capital Resources

         The Partnership reported net cash used by equipment leasing and financing operations of $45,000 during the six months ended June 30, 1996, as compared to net cash provided by equipment leasing and financing operations of $560,000 during the same period in 1995. During the six months ended June 30, 1995 the Partnership received a settlement of a defaulted note receivable, causing a large increase in the cash generated by equipment leasing and financing operations.

         Distributions from joint ventures decreased by $25,000 during the six months ended June 30, 1996, due to a decrease in revenues reported by these joint ventures. This decrease was offset by an increase of $24,000 in proceeds from the sale of marketable securities. The proceeds from the sale of marketable securities was attributable to the sale of a portion of the Partnership's investment in Storage Technology common stock.

         As of June 30, 1996, the Partnership owned equipment being held for lease with a purchase price of $16,000 and a net book value of $0, compared to $75,000 and $0, respectively at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The Limited Partners received distributions of $563,000 and $563,000 for the periods ended June 30, 1996 and 1995, respectively. As a result, the cumulative distributions to the Limited Partners are $20,661,000 and $19,539,000 as of June 30, 1996 and 1995, respectively. The General Partner received cash distributions of $11,000 and $0 during the six months ended June 30, 1996 and 1995. The General Partner also received payment of certain management and liquidation fees.

         As the Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, it is expected that the cash generated from operations will also decline. Due to the decrease in cash generated by leasing and financing activities, distributions are being made annually. The January 1996 annual distribution was made at approximately the same rate as the January 1995 distribution. The Partnership will reach the end of its term on December 31, 1996 and is therefore currently in the process of liquidating its remaining assets and liabilities. Upon termination, the Partnership will make a final distribution to partners of any remaining cash.

         The Partnership's term will expire on December 31, 1996. As a result, the General Partner is currently in the process of liquidating the remaining assets. The General Partner is in the process of evaluating the remaining assets of the Partnership in order to liquidate them through public auction. Once the assets have been liquidated, the Partnership will make a final distribution to the partners. The General Partner plans to complete the liquidation of the Partnership by December 31, 1996.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                        PHOENIX LEASING INCOME FUND 1981

                                  June 30, 1996

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:  None

                  (27) Financial Data Schedule

              b)  Reports on 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHOENIX LEASING INCOME FUND 1981
                                                          (Registrant)


     Date                      Title                            Signature
     ----                      -----                            ---------

August 13, 1996        Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
- ---------------        Senior Vice President            ------------------------
                       and Treasurer of                 (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Senior Vice President,           /S/ BRYANT J. TONG
- ---------------        Financial Operations             ------------------------
                       (Principal Accounting Officer)   (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


August 13, 1996        Partnership Controller           /S/ MICHAEL K. ULYATT
- ---------------        Phoenix Leasing Incorporated     ------------------------
                       General Partner                  (Michael K. Ulyatt)