Form 10-Q
period 1996-09-30
PHOENIX LEASING INCOME FUND 1981
filed 1996-11-13
CIK 353543

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


                         Commission File Number 0-11168
                                                -------


                        PHOENIX LEASING INCOME FUND 1981
--------------------------------------------------------------------------------
                                   Registrant

        California                                         94-2735708
----------------------------                  ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.

2401 Kerner Boulevard, San Rafael, California                94901-5527
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

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1981
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         1996           1995
                                                        ------         ------
ASSETS

Cash and cash equivalents                               $  651         $1,127

Accounts receivable (net of allowance for
  losses on accounts receivable of $1 and
  $4 at September 30, 1996 and December 31,
  1995, respectively)                                     --                6

Notes receivable                                            11             11

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $352 and $360 at September 30, 1996 and
  December 31, 1995, respectively)                        --               13

Investment in joint ventures                               153            165


Other assets                                                35             32
                                                        ------         ------

   Total Assets                                         $  850         $1,354
                                                        ======         ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $   40         $   48
                                                        ------         ------

   Total Liabilities                                        40             48
                                                        ------         ------

Partners' Capital

   General Partners                                       --                2

   Limited Partners, 25,000 units authorized,
     20,883 units issued and 18,762 units
     outstanding at September 30, 1996 and
     December 31, 1995                                     808          1,318

   Unrealized gains (losses) on available-for-
     sale securities                                         2            (14)
                                                        ------         ------



   Total Partners' Capital                                 810          1,306
                                                        ------         ------

   Total Liabilities and Partners' Capital              $  850         $1,354
                                                        ======         ======

        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME

  Rental income                           $   14    $   21    $   60    $   96
  Equity in earnings from joint
    ventures, net                             27        34        81        92
  Interest income, notes receivable         --        --        --         129
  Other income                                11        24        34        61
                                          ------    ------    ------    ------

   Total Income                               52        79       175       378
                                          ------    ------    ------    ------


EXPENSES

  Depreciation                                 2         6        13        18
  Management fees to General Partner           1         2         6        45
  Liquidation fees to General Partner         (4)     --          55        70
  Recovery of losses on receivables         --        --        --         (53)
  General and administrative expenses          9        10        35        34
                                          ------    ------    ------    ------

   Total Expenses                              8        18       109       114
                                          ------    ------    ------    ------

NET INCOME                                $   44    $   61    $   66    $  264
                                          ======    ======    ======    ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $ 2.10    $ 2.87    $ 2.76    $11.98
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ --      $ --      $29.99    $29.99
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
  General Partners                        $    4    $    7    $   14    $   39
  Limited Partners                            40        54        52       225
                                          ------    ------    ------    ------

                                          $   44    $   61    $   66    $  264
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1981
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                            1996       1995
                                                           ------     ------
Operating Activities:

   Net income                                              $   66    $  264

     Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                           13        18
        Gain on sale of marketable securities                  (5)     --
        Equity in earnings from joint ventures, net           (81)      (92)
        Recovery of losses on notes receivable               --         (53)
        Decrease in accounts receivable                         6        17
        Decrease in accounts payable and accrued expenses      (8)      (66)
        Decrease (increase) in other assets                    (6)        7
                                                           ------    ------

Net cash provided (used) by operating activities              (15)       95
                                                           ------    ------

Investing Activities:

   Principal payments, financing leases                      --           2
   Principal payments, notes receivable                      --         476
   Proceeds from sale of equipment                           --           1
   Proceeds from sale of marketable securities                 24      --
   Distributions from joint ventures                           93       152
                                                           ------    ------

Net cash provided by investing activities                     117       631
                                                           ------    ------

Financing Activities:

   Distributions to partners                                 (578)     (563)
                                                           ------    ------

Net cash used by financing activities                        (578)     (563)
                                                           ------    ------

Increase (decrease) in cash and cash equivalents             (476)      163

Cash and cash equivalents, beginning of period              1,127     1,509
                                                           ------    ------

Cash and cash equivalents, end of period                   $  651    $1,672
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

Note 4. Notes Receivable.

   Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 is $11,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $11,000.

Note 5. Net Income (Loss) and Distributions per Limited Partnership Unit.

   Net income and distributions per limited partnership unit were based on the limited partner's share of net income and distributions, and the weighted average number of units outstanding of 18,762 for the nine months ended September 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance. The use of this method accurately reflects each limited partner's participation in the partnership including reinvestment through the Capital Accumulation Plan. As a result the calculation of net income
(loss) and distributions per limited partnership unit is not indicative of per unit income (loss) and distributions due to reinvestments through the Capital Accumulation Plan.

Note 6. Investment in Joint Ventures.

Equipment Joint Ventures

   The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three  Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Rental income                             $  631    $1,065    $2,047    $3,201
Gain on sale of equipment                    159       397       702     1,273
Other income                                  31       571       107       680
                                          ------    ------    ------    ------
      Total income                           821     2,033     2,856     5,154
                                          ------    ------    ------    ------

EXPENSES
Depreciation                                  81       629       254     1,089
Lease related  operating expenses            283       711     1,169     2,245
Management fees to General Partner            33        94       101       220
General and administrative expenses            3         5        11        16
                                          ------    ------    ------    ------

      Total expenses                         400     1,439     1,535     3,570
                                          ------    ------    ------    ------

Net income                                $  421    $  594    $1,321    $1,584
                                          ======    ======    ======    ======


Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Interest income - notes receivable        $    9    $   14    $   32    $   62
Other income                                   6         7        24        74
                                          ------    ------    ------    ------

      Total income                            15        21        56       136
                                          ------    ------    ------    ------

EXPENSES
Management fees to General Partner             1         2         2         7
General and administrative expenses            2         3         9        15
                                          ------    ------    ------    ------

      Total expenses                           3         5        11        22
                                          ------    ------    ------    ------

Net income                                $   12    $   16    $   45    $  114
                                          ======    ======    ======    ======


Foreclosed Cable System Joint Ventures

      The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME
Subscriber revenue                        $  142    $  151    $  424    $  440
Other income                                  14         1        14         4
                                          ------    ------    ------    ------

      Total income                           156       152       438       444
                                          ------    ------    ------    ------

EXPENSES
Depreciation and amortization                 51        48       149       152
Program services                              45        46       138       136
Management fees to an affiliate of the
  General Partner                              7         7        19        20
Provision for losses on accounts
  receivable                                   1         2         4         4
General and administrative expenses           38        35       125       100
                                          ------    ------    ------    ------

      Total expenses                         142       138       435       412
                                          ------    ------    ------    ------

Net income before income taxes                14        14         3        32

Income tax expense                            (3)       (5)       (2)      (13)
                                          ------    ------    ------    ------

Net income                                $   11    $    9    $    1    $   19
                                          ======    ======    ======    ======

                        PHOENIX LEASING INCOME FUND 1981

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Partnership reported net income of $44,000 for the three months ended September 30, 1996, as compared to net income of $61,000 for the same period in the preceding year. During the nine months ended September 30, 1996 the Partnership reported net income of $66,000, as compared to net income of $264,000 during the same period in 1995. The decrease in net income during both periods in 1996, as compared to 1995, is attributable to a decrease in total revenues.

      Total revenues decreased by $27,000 and $203,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year. The Partnership experienced an overall decrease in all income items during the three and nine months ended September 30, 1996, when compared to the same period in 1995. A majority of the decrease in total revenues during the nine months ended September 30, 1996 is a decline of $129,000 in interest income earned from notes receivable, as compared to the same period in 1995. During the nine months ended September 30, 1995, the Partnership received a settlement payment on a defaulted note receivable from a cable television system operator. The amount of the settlement that exceeded the net carrying value of this note was recognized as interest income.

      The overall decrease in revenues is attributable to a reduction in the size of the equipment portfolio as a result of the ongoing liquidation of equipment. Because the Partnership is in its liquidation stage, it is not expected to acquire any additional equipment. As a result, rental revenues are expected to continue to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $537,000 compared to $602,000 at September 30, 1995.

      Total expenses decreased by $10,000 and $5,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Most expense items decreased during the three and nine months ended September 30, 1996, as compared to the same periods in 1995.

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

      The earnings from joint ventures decreased by $7,000 and $11,000 for the three and nine months ended September 30, 1996, compared to the same periods in 1995, due to a decrease in rental revenues. The joint ventures also reported decreases in expenses, however the decrease in revenues exceeded the decrease in expenses.

Liquidity and Capital Resources

      The Partnership reported net cash used by equipment leasing and financing operations of $15,000 during the nine months ended September 30, 1996, as compared to net cash provided by equipment leasing and financing operations of $573,000 during the same period in 1995. During the nine months ended September 30, 1995 the Partnership received a settlement of a defaulted note receivable, causing a large increase in the cash generated by equipment leasing and financing operations. There were no such note receivable payoffs during the nine months ended September 30, 1996.

      Distributions from joint ventures decreased by $59,000 during the nine months ended September 30, 1996, due to a decrease in revenues reported by these joint ventures. This decrease was offset by an increase of $24,000 in proceeds from the sale of marketable securities. The proceeds from the sale of marketable securities was attributable to the sale of a portion of the Partnership's investment in Storage Technology common stock.

      As of September 30, 1996, the Partnership owned equipment being held for lease with a purchase price of $185,000 and a net book value of $0, compared to $53,000 and $0, respectively at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The Limited Partners received distributions of $563,000 for the periods ended September 30, 1996 and 1995. As a result, the cumulative distributions to the Limited Partners are $20,661,000 and $19,539,000 as of September 30, 1996 and 1995, respectively. The General Partner received cash distributions of $15,000 and $0 during the nine months ended September 30, 1996 and 1995. In addition to cash distributions, the General Partner also received payment of liquidation fees in the amount of $55,000 and $70,000 during the nine months ended September 30, 1996 and 1995, respectively.

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

                               September 30, 1996

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

                                        PHOENIX LEASING INCOME FUND 1981
                                        --------------------------------
                                                  (Registrant)


        Date                      Title                        Signature
        ----                      -----                        ---------


November 12, 1996        Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
---------------------    Senior Vice President          ----------------------
                         and Treasurer of               (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President,         /S/ BRYANT J. TONG
---------------------    Financial Operations           ----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President          /S/ GARY W. MARTINEZ
---------------------    Phoenix Leasing Incorporated   ----------------------
                         General Partner                (Gary W. Martinez)


November 12, 1996        Partnership Controller         /S/ MICHAEL K. ULYATT
---------------------    Phoenix Leasing Incorporated   ----------------------
                         General Partner                (Michael K. Ulyatt)